Form 10-K/A
BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES INC
filed 2001-03-20
CIK 908987

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2000

Commission File Number: 333-61783

Bear Stearns Commercial Mortgage Securities, Inc. issuer in respect of Corporate Leased-Backed Certificates Series 1999-CLF1
(Exact Name of registrant as specified in its charter)

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