Form 10-K
period 2002-03-01
BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES INC
filed 2002-03-26
CIK 908987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 Commission file number 333-61783 Bear Stearns Commercial Mortgage Securities Inc., Corporate Lease-Backed Certificates Series 1999-CLF1 (Exact name of registrant as specified in its charter) Delaware (State or other jurisdiction of incorporation or organization) 3671416 (I.R.S. Employer Identification No.) 245 Park Avenue, New York, New York (Address of principal executive offices) 10167 (Zip Code) Registrant's telephone number, including area code: (212) 272-2000 Securities registered pursuant to Section 12(b) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. Not Applicable (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable PART I Item 1. Business. Not applicable Item 2. Properties. Not applicable Item 3. Legal Proceedings. The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties. Item 4. Submission of Matters to a Vote of Security Holders. None. PART II Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Not applicable. Item 6. Selected Financial Data. Not applicable. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation. Not applicable. Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable. Item 8. Financial Statements and Supplementary Data. Not applicable. Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. None. PART III Item 10. Directors and Executive Officers of the Registrant. Not applicable. Item 11. Executive Compensation. Not applicable. Item 12. Security Ownership of Certain Beneficial Owners and Management. Not applicable. Item 13. Certain Relationships and Related Transactions. Not applicable. PART IV Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) Exhibits (99.1) Annual Independent Accountant's Servicing Report (99.2) Report of Management on Compliance with Minimum Servicing Standards (99.3) Annual Statement of Compliance (b) Reports on Form 8-K were filed during the last quarter of 2001 in order to provide statements for the monthly distributions to investors on September 27, 2001 October 24, 2001, November 27, 2001, and December 26, 2001. Exhibit 99.3 is not filed herewith since the document was not received at least three business days prior to the due date of this report. The document will be included in the Form 10-K/A to be filed within 30 days of the receipt of such document. SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LaSalle Bank National Association, in its capacity as Trustee under the Pooling and Servicing Agreement on behalf of Bear Stearns Commercial Mortgage Securities Inc., Corporate Lease-Backed Certificates Series 1999-CLF1 (Registrant) By: /s/ Cynthia Reis --------------------------- Cynthia Reis First Vice President Date: March 25, 2002 Exhibit 1 Report on Management's Assertion on Compliance With the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers Report of Independent Accountants The Audit Committee The PNC Financial Services Group, Inc. We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards VA. and VI.I., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2001. Management is responsible for MLS's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about MLS's compliance based on our examination. Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with specified requirements. In our opinion, management's assertion that MLS complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects. Ernst & Young LLP February 15, 2002 Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers Report of Management We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc.. (PNC), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $75,000,000. MIDLAND LOAN SERVICES, INC. By: /s/ Steven W. Smith ------------------------- Steven V. Smith Executive Vice President By: /s/ Vincent E. Beckett ---------------------------- Vincent E. Beckett Senior Vice President