Form 10-K/A
period 2002-06-01
BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES INC
filed 2002-06-17
CIK 908987

April 25, 2002 Ms. Cynthia Reis Via UPS LaSalle Bank National Association (312) 904-7830 ABS Trust Services Group 135 South LaSalle Street, Suite 1625 Chicago, IL USA 60603-0000 Bear Stearns Commercial Mortgage Securities Inc., Corporate Lease-Backed Certificates, Series 1999-CLF1 Pooling and Servicing Agreement OFFICER'S CERTIFICATE Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii)to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and, (iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code. cc: Attn: Senior Managing Director Mortgages Dept. Bear Stearns Commercial Securities Inc. 383 Madison Avenue New York, NY 10179-0000 A PNC Real Estate Finance Company 210 West 10th Street Kansas City Missouri 64105 www.midlandis.com 816 435 5000 T816 435 2326 F