Form 10-K/A
period 2002-06-01
BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES INC
filed 2002-06-17
CIK 908987

Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers Report of Management We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc.. (PNQ, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily servicing, minimum servicing standards VA and VIA, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MLS' compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, MLS complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $75,000,000. February 15, 2002 A PNC Real Estate Finance Company 210 West 10th Street Kansas City Missouri 64105 www.midiandls.com 816 435 5000 T816 435 2326 F