Form 10-K/A
period 2002-06-01
BEAR STEARNS COMMERCIAL MORTGAGE SECURITIES INC
filed 2002-06-17
CIK 908987

Ernst& Young LLP Phone: (816) 474-5200 One Kansas City Place www.ey.com 1200 Main Street Kansas Cit)6 Missouri 64105-2143 Report on Management's Assertion on Compliance With the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers Report of Independent Accountants The Audit Committee The PNC Financial Services Group, Inc. We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2001. Management is responsible for MLS's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about MLS's compliance based on our examination. Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with specified requirements. In our opinion, management's assertion that NELS complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects. February 15, 2002 02M-OV5919 Ernst & Young LLP is a member of Ernst & Young International, Ltd.